Form 10-Q
period 2010-09-30
AIRPROTEK INTERNATIONAL INC
filed 2010-10-12
CIK 1120569

FORM 10Q
         QUARTERLY REPORT

         For the quarterly period ended September 30, 2010

         VOLUNTARY FILER

         Airprotek International Inc.
         (Exact name of registrant as specified in its charter)

         Nevada
         (State or other jurisdiction of incorporation or organization)

         87-0405662
         (I.R.S. Employer Identification No.)

         2360 Corporate Circle, Suite 400
         Henderson, Nevada
         (Address of principal executive offices)

         89074
         (Zip Code)

         (647)426-1640
	 (Registrants telephone number including area code)

       	 IP Matrix Corp. until 3-05
         Ultrexx Corp. until 9-04
         EconoDraft Corp. until 6-96
         (Former name, former address and former fiscal year



	 Airprotek International Inc.
					September-30-10

	 Table of Contents
								Page



	 Balance Sheet						2


	 Statement of Earnings and Retained Earnings		3


	 Statement of Cash Flows				4


	 Statement of Shareholders' Equity			5


	 Notes to Financial Statements				6

















                These financial statements and notes thereto present fairly, in all material financial position of the company and the results of its operations and cashflows for the period presented, in
                conformity with accounting principles generally	accepted in
                the United States, consistently applied.



	              Airprotek International Inc.
                       CONSOLIDATED BALANCE SHEET
                        As at September 30, 2010
		              (Unaudited)

BALANCE SHEET
ASSETS
CURRENT ASSETS
	Cash					 	$		 -
	Accounts Receivable						 -
	Other Receivable						 -
	Inventory					 	         -
	Prepaid Accounts						 -
						        	         -

LONG-TERM EQUITY INVESTMENT						 -
						 			 -
FIXED ASSETS - NBV							 -

INTANGIBLE ASSETS - NBV							 -

						 	$		 -

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
	Accounts Payable and Accrued Liabilities	$		 -
	Other Payables					 		 -
	Taxes Payable					 	    	 -
						 			 -

LONG TERM LIABILITIES - 						 -
						 			 -
SHAREHOLDERS' EQUITY
CAPITAL STOCK
	Common Stock, authorized  shares 50,000,000
	Issued and outstanding - 35,050,791 @ PV $.001		    35,051

Additional Paid In Capital					   -35,051

Deficit						 			 -
						 			 -

						 	$		 -

	The accompanying notes are an integral part of these
		      financial statements



	            Airprotek International Inc.
        CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
                   FOR THE PERIOD ENDED September 30, 2010
	                    (Unaudited)


EARNINGS
REVENUE
	Sales					 	$		 -
	 					 			 -
TOTAL SALES						 		 -

COST OF SALES

	Cost of Sales					 		 -

TOTAL COST OF SALES						 	 -

GROSS PROFIT						 		 -

OPERATING EXPENSES

	Administrative  Expense					 	 -
	Selling Expense					 		 -

	 					 			 -

OTHER INCOME & EXPENSES						 	 -

PROFIT (LOSS)								 0

NET PROFIT (LOSS)							 0

Deficit - Beginning of period						 -
Deficit - End of period					$		 -


	The accompanying notes are an integral part of these
	financial statements
	3


	                 Airprotek International Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE PERIOD ENDED September 30, 2010
		                (Unaudited)


CASH FLOWS

Cash flows from operating activities
	Profit/Loss from operations			$		-

Adjustments to cash flows from operating activites:
	Amortization of goodwill
	Depreciation od fixed assets					-

	Cash flows from operating activities		$		-

Cash flows from investing activities:
	Capital expenditures
	Investment in inventory
	Increase in accounts receivable					-
	Decrease in prepaid expenses					-

	Cash used in investing activities		$		-

Cash flows from financing activities:
	Increase in accounts payable and accrued liabilities
	Increase in paid in capital
	Increase in loans payable					-
	Issuance of capital stock

	Cash used for financing activities		$		-

Net increase (decrease) in cash				$		-

Cash at beginning of period						-
Cash at end of period					$		-






	The accompanying notes are an integral part of these
		      financial statements
			4

	             Airprotek International Inc.
	CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
	           AS AT September 30, 2010
		         (Unaudited)



 			Common		Stock		PIC		R/E		Total
			Shares 		Amount		Amount
Openning Bal	 	44,857,488	 $44,857 	-$44,857 	$   - 		$    -
Issuance of stk	   	0		 - 	 	       - 	 	             -
Capital Paid In				 $- 		 $     -
 					 - 	 			    -	 	     -
Net Profit/Loss

Bal June 2010	 	35,050,791	35,051		-$35,051 	$   - 		$0



		 Airprotek International Inc.
	NOTES TO CONSOLIDATED FINANCIAl STATEMENTS
	     FOR THE PERIOD September 30, 2010
		      (Unaudited)


NOTE 1.	GENERAL ORGANIZATION AND BUSINESS ISSUES

The company was administratively abandoned and reinstated in June 2010 through a court appointed guardian - custodian.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES
Accounting policies and procedures are listed below. The company has adopted a December 31 year end.

Accounting Basis

We have prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of September 30, 2010 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Companys policy is to invest excess funds in only well capitalized financial institutions.

Earnings per Share

The Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

The Company has not issued any options or warrants or similar securities since inception.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as Idefined by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations including Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB No. 25. At March 3, 2010 the Company has not formed a Stock Option Plan and has not issued any options.

Dividends

The Company has adopted a policy regarding the payment of dividends.
Dividends may be paid to shareholders once all divisions are fully operational and profitable. The Board may also pay dividends to counter any short selling or undermining of the entity.

Fixed Assets

Fixed assets are carried at cost. Depreciation is computed using the straight-line method of depreciation over the assets estimated useful lives. Maintenance and repairs are charged to expense as incurred, major renewals and improvements are capitalized. When items of fixed assets are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in income.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Goodwill

Goodwill is created when we acquire a business. It is calculated by deducting the fair value of the net assets acquired from the consideration given and represents the value of factors that contribute to greater earning power, such as a good reputation, customer loyalty assess goodwill of individual subsidiaries for impairment in the fourth quarter of every year, and when circumstances indicate that goodwill might be impaired.


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a loss for the period through to September 30, 2010 of $0. The Companys continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued but not yet adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.


NOTE 5. SHAREHOLDERS DEFICIENCY

Common Stock:

As of September 30, 2010 the company has 35,050,791 shares of common stock issued and outstanding.


NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.